Form 10-Q
period 2013-03-31
Hedgebrook
filed 2013-05-14
CIK 1567852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  000-54903

HEDGEBROOK

(Exact name of registrant as specified in its charter)

Nevada	04-3803966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

295 East Main Street, Suite 1,

Ashland, Oregon 97520

(Address of principal executive offices)

(424) 216-8222

(Registrant’s telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 10, 2013, the registrant had 24,921,950 shares of its common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

HEDGEBROOK

FORM 10-Q

For the quarterly period ended March 31, 2013

i

PART I

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

Hedgebrook

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash	$105,269	$163,576
Prepaid expenses	300	1,926

Total assets	$105,569	$165,502

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable (related party balances of $8,242 and $7,558, respectively)	$83,968	$66,051
Accrued liabilities	3,593	9,700
Amount due under note settlement agreement	15,000	–
Convertible note payable - default	–	114,700

Total liabilities	102,561	190,451

Stockholders’ equity (deficit):
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001; 200,000,000 shares authorized; 24,921,950 and 24,421,950 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	24,922	24,422
Additional paid-in capital	7,962,647	7,938,147
Accumulated deficit	(7,984,561)	(7,987,518)

Total stockholders’ equity (deficit)	3,008	(24,949)

Total liabilities and stockholders' equity (deficit)	$105,569	$165,502

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

General and administrative expenses:
Other general and administrative expenses	$71,743	$4,590

Total general and administrative expenses	71,743	4,590

Operating loss	(71,743)	(4,590)

Gain from extinguishment of convertible note payable	74,700	–

Net income (loss)	$2,957	$(4,590)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares used in per share calculations:
Basic and diluted	24,716,395	3,432,810

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Cash Flows (Unaudited)

Increase (Decrease) in Cash

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows provided by (used for) operating activities:
Net income (loss)	$2,957	$(4,590)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain from extinguishment of convertible note payable - default	(74,700)	–

Changes in assets and liabilities:
Prepaid expenses	1,626	–
Accounts payable and accrued liabilities	11,810	9,477

Net cash provided by (used for) operating activities	(58,307)	4,887

Cash flows provided by (used for) financing activities:
Payment on convertible note payable - default	(25,000)	–
Proceeds from issuance of common stock	25,000	–

Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(58,307)	4,887
Cash, beginning of period	163,576	–

Cash, end of period	$105,269	$4,887

Supplemental disclosure of non-cash financing activities:
Reclassification from convertible note payable - default to amount due under note settlement agreement	$15,000	$–

The accompanying notes are an integral part of these condensed financial statements.

(1)	Summary of Significant Business and Accounting Policies:

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2013 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP. In the opinion of the management of the Company, the accompanying unaudited interim condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012. Unaudited interim results are not necessarily indicative of the results for the full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent periods. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information in our Form 10/A filed on April 9, 2013.

Business Organization

Hedgebrook (“we,” “us,” “our,” “Hedgebrook,” or the “Company”) was originally incorporated as “360 Interchange, Inc.” under the laws of the State of Oregon on July 24, 2004. The Company reincorporated in Nevada on January 3, 2005. On March 17, 2008, we changed our name to “ecoSolutions Intl” to reflect our business focus at that time on eco-friendly products. On August 11, 2011, we changed our name to “Golden Hills Resources Corporation” in connection with the closing of a share exchange agreement entered into by the Company, pursuant to which the Company acquired 100% of the share capital of a private company. The acquisition was subsequently rescinded by mutual agreement of the parties on October 31, 2011 and treated as null and void. We changed our name back to “ecoSolutions Intl” on December 7, 2011. On November 28, 2012, we changed our name to “Hedgebrook” to reflect our new business focus on mergers and acquisitions.

Business Activity

Until 2007, we were a trading company focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-polyvinyl chloride (PVC) plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and “green” industry. The Company developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to PVC. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. Our current plan of operations is to merge with or acquire one or more existing companies or businesses. Our search for a business opportunity will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. As of March 31, 2013, the Company has not consummated any mergers or acquisitions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Going Concern

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $58,307 of cash from operating activities for the three months ended March 31, 2013. In addition, the Company had an accumulated deficit of $7,984,561 as of March 31, 2013 and no operating revenues generated from operations during the current quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. We intend to merge with or acquire one or more existing companies or businesses that generate revenues. We anticipate that we will rely upon funds provided by advances and/or loans from management to conduct investigation and analysis of any potential target companies or businesses, as well as private sales of our securities to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, which raises substantial doubt as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of our proposed business plan, which includes achieving profitable operations in the future. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for any subsequent periods.

(2)	Convertible Note Payable - default:

Convertible note payable as of March 31, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) March 31,	December 31,
	2013	2012

Convertible promissory note, bearing no interest, maturity of January 2010	–	114,700

	$–	$114,700

As of December 31, 2012, the Company had a past due note to T Squared Investments, LLC (“T Squared”), non-interest bearing and convertible at 50% of the note balance at $0.10 per share of common stock and 50% of the note balance at $0.50 per share of common stock. As of February 6, 2013, the note was cancelled pursuant to a settlement and release agreement with T Squared (“T Squared Agreement”). Under the T Squared Agreement, in exchange for the cancellation of the note, the Company paid T Squared $25,000 in cash and agreed to pay T Squared an additional $15,000 on the first anniversary of the date of the T Squared Agreement. The $15,000 due on the first anniversary of the date of the T Squared Agreement is shown within current liabilities as amount due under note settlement agreement as of March 31, 2013 in the accompanying condensed balance sheets. Gain on extinguishment of convertible note payable of $74,700 is shown as other income for the three months ended March 31, 2013 in the accompanying condensed statement of operations.

(3)	Leases:

The Company leases office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520. The Company leased the space from Main & Second Street LLC through November 2012, and, starting in December 2012, the Company has leased such space from an outside party. The lease term expires on May 31, 2013. The Company has the option under the lease to extend the term of the lease by two additional years, provided that we are not in default under the terms of the lease. Total minimum rental lease expense was $900 for each of the three months ended March 31, 2013 and 2012. Lease expense is recorded within other general and administrative expenses in the accompanying condensed statements of operations.

(4)	Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, which are designated “Series A Preferred Stock.” As of March 31, 2013 and December 31, 2012, 24,921,950 and 24,421,950 shares of our common stock were issued and outstanding, respectively, and zero shares of our Series A Preferred Stock were outstanding. Each share of Series A Preferred Stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. The rights and privileges of shares of Series A Preferred Stock include dividend rights and there are no liquidation or call preferences. The Series A Preferred Stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any Series A Preferred Stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

The Company’s holders of common stock are not entitled to preemptive rights. Each outstanding share of common stock is fully paid and nonassessable. The Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by the Company’s stockholders.

In February 2013, we sold a total of 500,000 shares of common stock to an existing stockholder in exchange for a capital contribution of $25,000.

(5)	Income (Loss) per Share:

The Company has adopted ASC 260, “Earnings per Share”. ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Income (loss) per share is computed as net income (loss) divided by the weighted average of common shares outstanding for the period, as follows:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012

Net income (loss) available to common stockholders	$2,957	$(4,590)

Weighted average common shares outstanding, basic and diluted	24,716,395	3,432,810

Basic and diluted income (loss) per share	$0.00	$(0.00)

At March 31, 2013, no common stock equivalents existed. At March 31, 2012, common stock equivalents of 738,200, comprised of stock options to purchase 50,000 shares of Company stock and a convertible promissory note convertible into 688,200 shares of Company stock were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.

(6)	Subsequent Events:

The Company has evaluated subsequent events from the balance sheet date through the date the condensed financial statements were issued and determined there are no items to disclose.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Registration Statement on Form 10/A filed on April 9, 2013 and elsewhere in this report.

Introductory Comment

This management’s discussion and analysis of financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Registration Statement on Form 10/A filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2013.

Throughout this Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “the Company” refer to Hedgebrook, a Nevada corporation.

Organizational History

Our company was originally incorporated as “360 Interchange, Inc.” under the laws of the State of Oregon on July 24, 2004. On January 3, 2005, we reincorporated under the laws of the State of Nevada.

Until 2007, we were a trading company operating out of the State of Oregon, focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-PVC plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and “green” industry. We changed our name to “ecoSolutions Intl” in March 2008 to reflect our business focus at that time. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. On October 1, 2008, we filed an amended General Form for Registration of Securities on Form 10/A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On December 1, 2010, the Company filed a Form 15 to deregister our common stock from Section 12(g). Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. In August 2011, we changed the Company’s name to “Golden Hills Resources Corporation” in connection with the closing of a share exchange agreement entered into by the Company, pursuant to which the Company acquired 100% of the share capital of a private company with gold mining claims in Gayana. The transaction was subsequently rescinded by mutual agreement of the parties on October 31, 2011 and treated as null and void. The Company subsequently changed its name back to “ecoSolutions Intl” in December 2011.

We are currently a publicly-traded shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 under the Exchange Act, whose shares trade on the OTC Markets Group under the symbol “HBRK.” Our current plan of operations, as described below, is to merge with or acquire one or more existing companies or businesses. We changed our name to “Hedgebrook” on November 28, 2012 to reflect our new business focus. Our principal executive offices are located at 295 East Main Street, Suite 1, Ashland, OR 97520. Our telephone number is (424) 216-8222. We currently maintain our corporate website at www.hedgebrook.co. We do not incorporate the information on our website into this Form 10-Q, and you should not consider such information part of this Form 10-Q.

On June 23, 2011, the Company filed with the Nevada Secretary of State Amended and Restated Articles of Incorporation to effect a reverse stock split of our outstanding shares of common stock on a 1-for-10 basis. The reverse stock split went into effect on the opening of trading on August 4, 2011. All common stock and per share information (other than par value) contained in this Form 10-Q has been adjusted to reflect the foregoing stock split.

Plan of Operations

Our current plan of operations is to merge with or acquire one or more existing companies or businesses. We currently have no source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to acquire or merge with a suitable company or companies. As of the date of this filing, we have not entered into any letter of intent or definitive agreement with any party.

Our principal business objective will be to achieve long-term growth potential through one or more acquisitions of or combinations with business opportunities. Our search for a business opportunity will not be limited to any particular geographical area or industry, but will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. These business opportunities may be at various stages of development. Any such acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or an existing company. However, no assurance can be given that we will be successful in locating or negotiating with any target company.

Our management is focused on finding opportunities to acquire undervalued and underperforming assets, developing product lines based on new and licensable technologies, and building strategic relationships with partners that can deliver synergies across our future portfolio. We believe that companies who, among other things, desire the perceived advantages associated with a public corporation, such as enhanced liquidity for stockholders, or have undervalued performing assets will be potential acquisition or merger candidates.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. In our efforts to analyze potential acquisition or merger targets, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion, new products or new technology;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced in the marketplace; and

•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities for the Company may occur in many different industries and across market segments, as described above, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical and managerial capabilities for identifying and completing business acquisitions or mergers.

In evaluating a prospective business combination, management will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. Our management, except for William Patridge, our Chief Executive Officer and President, has limited experience with acquisitions and mergers. Potential investors must recognize that due to our management’s inexperience with acquisitions and mergers, we may not adequately evaluate a potential business opportunity or opportunities.

We are unable to predict when we will, if ever, identify and enter into any definitive agreement with potential merger or acquisition candidates. We anticipate that proposed business opportunities will be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. Our limited funds and the lack of full-time management may likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management who represent our significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Therefore, management decisions will likely be made without detailed feasibility studies, independent analysis, market surveys and the like. We will be particularly dependent in making decisions upon information provided by owners or other persons associated with the targeted business opportunity.

We may incur time and costs required to select and evaluate a target business opportunity and to structure and complete a business acquisition or merger which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business acquisition or merger that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the acquisitions or mergers. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying condensed financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Significant Business and Accounting Policies” of this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Results of Operations

Revenues and Gross Profit. For the three months ended March 31, 2013 and 2012, we had no revenues or gross profit as we did not engage in any business activities that generated revenue during that time.

Operating Expenses. Our general and administrative expenses for the three months ended March 31, 2013 were $71,743, representing an increase of $67,153 or 1,463.0%, compared to $4,590 for the three months ended March 31, 2012. This increase was due to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation and the filing of our Form 10/A.

Other Income and Net Income. Our other income for the three months ended March 31, 2013 was $74,700, representing an increase of $74,700 compared to other income of $0 for the three months ended March 31, 2012. This increase was due to a gain on extinguishment of convertible note payable.

Net income for the three months ended March 31, 2013 was $2,957, representing an increase of $7,547 or 164.4%, compared to a net loss of $4,590 for the three months ended March 31, 2012. This increase was attributable to the gain on extinguishment of convertible debt, partially offset by additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation and the filing of our Form 10/A.

Liquidity and Capital Resources

We do not currently generate any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.

As of March 31, 2013 we had $105,269 in cash and a working capital surplus of $3,008, as compared with $163,576 in cash and a working capital deficit of $24,949 as of December 31, 2012. Cash used to fund operating activities for the three months ended March 31, 2013 was $58,307 compared to cash provided by operating activities of $4,887 for the three months ended March 31, 2012, representing an increase of $63,194. This increase was due to higher general and administrative expenses incurred during the three months ended March 31, 2013.

Since our inception, we have financed our operations primarily through private sales of our common stock effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and the issuance of convertible promissory notes, outside loans and loans provided by management. We have no credit lines or facilities as of March 31, 2013, nor have we ever had a credit facility since our inception. We anticipate that we will require additional financing to fund our operations beyond the second quarter of 2013, which financing we expect to result from loans from our management and private sales of our common stock or securities convertible into shares of our common stock to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2013.

We will also need to satisfy current liabilities of $102,561 and fund our other operating activities during 2013. Such current liabilities include vendor accounts payable and accrued expenses, and also relate to the cancellation of a convertible promissory note. Effective February 6, 2013, as discussed under the caption “Recent Development” included under Item 1 (“Business”) of our Form 10/A, and referred to under “Results of Operations,” above, and under Note 2 to the condensed financial statements included in this Form 10-Q, the Company entered into a settlement and release agreement with the holder of the note payable, whereby the convertible promissory note representing a current liability balance of $114,700 was cancelled in exchange for the payment by the Company to the note holder of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement.

We currently have no material commitments for capital expenditures.

Our capital commitments anticipated for 2013 include the potential acquisition of a business or businesses, which, if consummated, we expect would be financed through a combination of cash and securities of the Company. However, no assurance can be given that we would have sufficient capital available to consummate such an acquisition.

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2012 and 2011 expressing doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon the successful execution of our current business strategy and repositioning efforts. However, no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2013 or that we will be able to effect our new plan of operations.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, including our chief executive officer and chief financial officer/treasurer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small, newly public company in the development stage of our new business operations. Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of February 6, 2013, the Company issued a total of 500,000 shares of common stock to one investor in exchange for a capital contribution of $25,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed on February 19, 2013, and incorporated herein by reference)

10.1	2013 Equity Incentive Plan of the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on February 19, 2013, and incorporated herein by reference)

10.2	Settlement and Release Agreement, dated as of February 6, 2013, between T Squared Investments, LLC and the Company (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on February 19, 2013, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Schema Document

101.CAL(1)	XBRL Calculation Linkbase Document

101.DEF(1)	XBRL Definition Linkbase Document

101.LAB(1)	XBRL Labels Linkbase Document

101.PRE(1)	XBRL Presentation Linkbase Document

*Filed herewith.

(1)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEBROOK
Dated: May 14, 2013	By:	/s/ William Patridge
William Patridge
President and Chief Executive Officer

Dated: May 14, 2013	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest
Chairman of the Board/Chief Financial Officer/Treasurer (Principal Financial Officer)

