Form 10-Q
period 2013-06-30
Hedgebrook
filed 2013-08-13
CIK 1567852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

_____________________________________________________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 13, 2013, the registrant had 24,921,950 shares of its common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

HEDGEBROOK

FORM 10-Q

For the quarterly period ended June 30, 2013

PART I

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

Hedgebrook

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$68,911	$163,576
Prepaid expenses	–	1,926
Total assets	$68,911	$165,502

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $8,610 and $7,558, respectively)	$71,718	$66,051
Accrued liabilities	2,675	9,700
Amount due under note settlement agreement	15,000	–
Convertible note payable - default	–	114,700
Total liabilities	89,393	190,451

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001; 200,000,000 shares authorized; 24,921,950 and 24,421,950 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24,922	24,422
Additional paid-in capital	7,962,647	7,938,147
Accumulated deficit	(8,008,051)	(7,987,518)
Total stockholders’ deficit	(20,482)	(24,949)
Total liabilities and stockholders' deficit	$68,911	$165,502

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

General and administrative expenses:
Other general and administrative expenses	$23,490	$5,400	$95,233	$9,990

Total general and administrative expenses	23,490	5,400	95,233	9,990

Operating loss	(23,490)	(5,400)	(95,233)	(9,990)

Gain from extinguishment of convertible note payable	–	–	74,700	–

Net loss	$(23,490)	$(5,400)	$(20,533)	$(9,990)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in per share calculations:
Basic and diluted	24,921,950	3,432,810	24,821,950	3,432,810

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Cash Flows (Unaudited)

Increase (Decrease) in Cash

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows provided by (used for) operating activities:
Net loss	$(20,533)	$(9,990)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain from extinguishment of convertible note payable - default	(74,700)	–

Changes in assets and liabilities:
Prepaid expenses	1,926	–
Accounts payable and accrued liabilities	(1,358)	10,377
Net cash provided by (used for) operating activities	(94,665)	387

Cash flows provided by (used for) financing activities:
Payment on convertible note payable - default	(25,000)	–
Proceeds from issuance of common stock	25,000	–
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(94,665)	387
Cash, beginning of period	163,576	–
Cash, end of period	$68,911	$387

Supplemental disclosure of non-cash financing activities:
Reclassification from convertible note payable - default to amount due under note settlement agreement	$15,000	$–

The accompanying notes are an integral part of these condensed financial statements.

(1)	Summary of Significant Business and Accounting Policies:

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2013 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP. In the opinion of the management of the Company, the accompanying unaudited interim condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012. Unaudited interim results are not necessarily indicative of the results for the full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent periods. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information in our Form 10/A filed on April 9, 2013.

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

Business Activity

Until 2007, we were a trading company focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-polyvinyl chloride (PVC) plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and “green” industry. The Company developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to PVC. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. Our current plan of operations is to merge with or acquire one or more existing companies or businesses. Our search for a business opportunity will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. As of June 30, 2013, the Company has not consummated any mergers or acquisitions.

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $94,665 of cash from operating activities for the six months ended June 30, 2013. In addition, the Company had an accumulated deficit of $8,008,051 as of June 30, 2013 and no operating revenues generated from operations during the current quarter or for the six months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. We intend to merge with or acquire one or more existing companies or businesses that generate revenues. We anticipate that we will rely upon funds provided by advances and/or loans from management to conduct investigation and analysis of any potential target companies or businesses, as well as private sales of our securities to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, which raises substantial doubt as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of our proposed business plan, which includes achieving profitable operations in the future. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any subsequent periods.

(2)	Convertible Note Payable - default:

Convertible note payable as of June 30, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) June 30,	December 31,
	2013	2012

Convertible promissory note, bearing no interest, maturity of January 2010	–	114,700

	$–	$114,700

As of December 31, 2012, the Company had a past due note to T Squared Investments, LLC (“T Squared”), non-interest bearing and convertible at 50% of the note balance at $0.10 per share of common stock and 50% of the note balance at $0.50 per share of common stock. As of February 6, 2013, the note was cancelled pursuant to a settlement and release agreement with T Squared (“T Squared Agreement”). Under the T Squared Agreement, in exchange for the cancellation of the note, the Company paid T Squared $25,000 in cash and agreed to pay T Squared an additional $15,000 on the first anniversary of the date of the T Squared Agreement. The $15,000 due on the first anniversary of the date of the T Squared Agreement is shown within current liabilities as amount due under note settlement agreement as of June 30, 2013 in the accompanying condensed balance sheets. Gain on extinguishment of convertible note payable of $74,700 for the six months ended June 30, 2013 is included in the accompanying condensed statement of operations.

(3)	Leases:

The Company leases office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520. The Company leased the space from Main & Second Street LLC through November 2012, and, starting in December 2012, the Company has leased such space from an outside party. The lease term expired on May 31, 2013, and the Company is paying on a month-to-month basis while in the process of negotiating a new lease. Total minimum rental lease expense was $900 for each of the three months ended June 30, 2013 and 2012 and $1,800 for each of the six months ended June 30, 2013 and 2012. Lease expense is recorded within other general and administrative expenses in the accompanying condensed statements of operations.

(4)	Stockholders’ Deficit

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, which are designated “Series A Preferred Stock.” As of June 30, 2013 and December 31, 2012, 24,921,950 and 24,421,950 shares of our common stock were issued and outstanding, respectively, and zero shares of our Series A Preferred Stock were outstanding. Each share of Series A Preferred Stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. The rights and privileges of shares of Series A Preferred Stock include dividend rights and there are no liquidation or call preferences. The Series A Preferred Stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any Series A Preferred Stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

The Company’s holders of common stock are not entitled to preemptive rights. Each outstanding share of common stock is fully paid and nonassessable. The Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by the Company’s stockholders.

In February 2013, we sold a total of 500,000 shares of common stock to an existing stockholder in exchange for a capital contribution of $25,000.

(5)	Net Loss per Share:

The Company has adopted ASC 260, “Earnings per Share”. ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Net loss per share is computed as net loss divided by the weighted average of common shares outstanding for the period, as follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net loss available to common stockholders	$(23,490)	$(5,400)	$(20,533)	$(9,990)

Weighted average common shares outstanding, basic and diluted	24,921,950	3,432,810	24,821,950	3,432,810

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 At June 30, 2013, no common stock equivalents existed. At June 30, 2012, common stock equivalents of 738,200, comprised of stock options to purchase 50,000 shares of Company stock and a convertible promissory note convertible into 688,200 shares of Company stock were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.

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

Introductory Comment

This management’s discussion and analysis of financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Registration Statement on Form 10/A filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2013.

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

Results of Operations

Revenues and Gross Profit. For the three and six months ended June 30, 2013 and 2012, we had no revenues or gross profit as we did not engage in any business activities that generated revenue during that time.

Operating Expenses. Our general and administrative expenses for the three months ended June 30, 2013 were $23,490, representing an increase of $18,090 or 335.0%, compared to $5,400 for the three months ended June 30, 2012. This increase was due to additional legal, accounting, consulting and outside services fees in connection with the filing of our Form 10/A and the filing of our 2013 first quarter Form 10-Q. Our general and administrative expenses for the six months ended June 30, 2013 were $95,233, representing an increase of $85,243 or 853.3%, compared to $9,990 for the six months ended June 30, 2012. This increase was due to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation, the filing of our Form 10/A and the filing of our 2013 first quarter Form 10-Q.

Other Income and Net Income. Our other income for each of the three months ended June 30, 2013 and 2012 was $0. Our other income for the six months ended June 30, 2013 was $74,700, representing an increase of $74,700 compared to other income of $0 for the six months ended June 30, 2012. This increase was due to a gain on extinguishment of convertible note payable.

Net loss for the three months ended June 30, 2013 was $23,490, representing an increase of $18,090 or 335.0%, compared to a net loss of $5,400 for the three months ended June 30, 2012. This increase was attributable to additional legal, accounting, consulting and outside services fees in connection with the filing of our Form 10/A and the filing of our 2013 first quarter Form 10-Q. Net loss for the six months ended June 30, 2013 was $20,533, representing an increase of $10,543 or 105.5%, compared to a net loss of $9,990 for the six months ended June 30, 2012. This increase was attributable to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation, the filing of our Form 10/A and the filing of our 2013 first quarter Form 10-Q, partially offset by the gain on extinguishment of convertible debt.

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

As of June 30, 2013 we had $68,911 in cash and a working capital deficit of $20,482, as compared with $163,576 in cash and a working capital deficit of $24,949 as of December 31, 2012. Cash used to fund operating activities for the six months ended June 30, 2013 was $94,665 compared to cash provided by operating activities of $387 for the six months ended June 30, 2012, representing a decrease of $95,052. This decrease was due to higher general and administrative expenses incurred during the six months ended June 30, 2013.

Since our inception, we have financed our operations primarily through private sales of our common stock effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and the issuance of convertible promissory notes, outside loans and loans provided by management. We have no credit lines or facilities as of June 30, 2013, nor have we ever had a credit facility since our inception. We anticipate that we will require additional financing to fund our operations beyond the third quarter of 2013, which financing we expect to result from loans from our management and private sales of our common stock or securities convertible into shares of our common stock to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the third quarter of 2013.

We will also need to satisfy current liabilities of $89,393 and fund our other operating activities during 2013. Such current liabilities include vendor accounts payable and accrued expenses, and also relate to the cancellation of a convertible promissory note. Effective February 6, 2013, as discussed under the caption “Recent Development” included under Item 1 (“Business”) of our Form 10/A, and referred to under “Results of Operations,” above, and under Note 2 to the condensed financial statements included in this Form 10-Q, the Company entered into a settlement and release agreement with the holder of the note payable, whereby the convertible promissory note representing a current liability balance of $114,700 was cancelled in exchange for the payment by the Company to the note holder of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement.

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

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2012 and 2011 expressing substantial doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon the successful execution of our current business strategy and repositioning efforts. However, no assurance can be given that we will have sufficient capital available to operate beyond the third quarter of 2013 or that we will be able to effect our new plan of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

HEDGEBROOK
Dated: August 13, 2013	By:	/s/ William Patridge
William Patridge
President and Chief Executive Officer

Dated: August 13, 2013	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest
Chairman of the Board/Chief Financial Officer/Treasurer (Principal Financial Officer)

