Form 10-Q
period 2013-09-30
Hedgebrook
filed 2013-11-13
CIK 1567852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(424) 216-8222

(Registrants telephone number, including area code)

_____________________________________________________

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 13, 2013, the registrant had 24,921,950 shares of its common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

HEDGEBROOK

FORM 10-Q

For the quarterly period ended September 30, 2013

PART I

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

Hedgebrook

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash	$46,960	$163,576
Prepaid expenses	–	1,926

Total assets	$46,960	$165,502

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $8,610 and $7,558, respectively)	$60,668	$66,051
Accrued liabilities	–	9,700
Amount due under note settlement agreement	15,000	–
Convertible note payable - default	–	114,700

Total liabilities	75,668	190,451

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001; 200,000,000 shares authorized; 24,921,950 and 24,421,950 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24,922	24,422
Additional paid-in capital	7,962,647	7,938,147
Accumulated deficit	(8,016,277)	(7,987,518)

Total stockholders’ deficit	(28,708)	(24,949)

Total liabilities and stockholders' deficit	$46,960	$165,502

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

General and administrative expenses:
Other general and administrative expenses	$8,226	$900	$103,459	$10,890

Total general and administrative expenses	8,226	900	103,459	10,890

Operating loss	(8,226)	(900)	(103,459)	(10,890)

Gain from extinguishment of convertible note payable	–	–	74,700	–

Net loss	$(8,226)	$(900)	$(28,759)	$(10,890)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in per share calculations:
Basic and diluted	24,921,950	3,432,810	24,855,774	3,432,810

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows provided by (used for) operating activities:
Net loss	$(28,759)	$(10,890)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain from extinguishment of convertible note payable - default	(74,700)	–

Changes in assets and liabilities:
Prepaid expenses	1,926	–
Accounts payable and accrued liabilities	(15,083)	11,277

Net cash provided by (used for) operating activities	(116,616)	387

Cash flows provided by (used for) financing activities:
Payment on convertible note payable - default	(25,000)	–
Proceeds from issuance of common stock	25,000	–

Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(116,616)	387
Cash, beginning of period	163,576	–

Cash, end of period	$46,960	$387

Supplemental disclosure of non-cash financing activities:
Reclassification from convertible note payable - default to amount due under note settlement agreement	$15,000	$–

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)	Summary of Significant Business and Accounting Policies:

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2013 have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and with the instructions to Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP. In the opinion of the management of the Company, the accompanying unaudited interim condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012. Unaudited interim results are not necessarily indicative of the results for the full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent periods. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information in our Form 10/A filed on April 9, 2013.

Business Organization

Hedgebrook (we, us, our, Hedgebrook, or the Company) was originally incorporated as 360 Interchange, Inc. under the laws of the State of Oregon on July 24, 2004. The Company reincorporated in Nevada on January 3, 2005. On March 17, 2008, we changed our name to ecoSolutions Intl to reflect our business focus at that time on eco-friendly products. On August 11, 2011, we changed our name to Golden Hills Resources Corporation in connection with the closing of a share exchange agreement entered into by the Company, pursuant to which the Company acquired 100% of the share capital of a private company. The acquisition was subsequently rescinded by mutual agreement of the parties on October 31, 2011 and treated as null and void. We changed our name back to ecoSolutions Intl on December 7, 2011. On November 28, 2012, we changed our name to Hedgebrook to reflect our new business focus on mergers and acquisitions.

Business Activity

Until 2007, we were a trading company focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-polyvinyl chloride (PVC) plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and green industry. The Company developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to PVC. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. Our current plan of operations is to merge with or acquire one or more existing companies or businesses. Our search for a business opportunity will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. As of September 30, 2013, the Company has not consummated any mergers or acquisitions.

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $116,616 of cash from operating activities for the nine months ended September 30, 2013. In addition, the Company had an accumulated deficit of $8,016,277 as of September 30, 2013 and no operating revenues generated from operations during the current quarter or for the nine months ended September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. We intend to merge with or acquire one or more existing companies or businesses that generate revenues. We anticipate that we will rely upon funds provided by advances and/or loans from management to conduct investigation and analysis of any potential target companies or businesses, as well as private sales of our securities to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, which raises substantial doubt as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of our proposed business plan, which includes achieving profitable operations in the future. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any subsequent periods.

(2)	Convertible Note Payable - default:

Convertible note payable as of September 30, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) September 30,	December 31,
	2013	2012

Convertible promissory note, bearing no interest, maturity of January 2010	–	114,700

	$–	$114,700

As of December 31, 2012, the Company had a past due note to T Squared Investments, LLC (T Squared), non-interest bearing and convertible at 50% of the note balance at $0.10 per share of common stock and 50% of the note balance at $0.50 per share of common stock. As of February 6, 2013, the note was cancelled pursuant to a settlement and release agreement with T Squared (T Squared Agreement). Under the T Squared Agreement, in exchange for the cancellation of the note, the Company paid T Squared $25,000 in cash and agreed to pay T Squared an additional $15,000 on the first anniversary of the date of the T Squared Agreement. The $15,000 due on the first anniversary of the date of the T Squared Agreement is shown within current liabilities as amount due under note settlement agreement as of September 30, 2013 in the accompanying condensed balance sheets. Gain on extinguishment of convertible note payable of $74,700 for the nine months ended September 30, 2013 is included in the accompanying condensed statement of operations.

(3)	Leases:

Through June 30, 2013, the Company leased office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520. The Company leased the space from Main & Second Street LLC through November 2012, and, starting in December 2012, the Company leased such space from an outside party. The lease term expired on May 31, 2013, and the Company paid on a month-to-month basis through June 30, 2013. Total minimum rental lease expense was $0 and $900 for the three months ended September 30, 2013 and 2012, respectively, and $1,800 and $2,700 for the nine months ended September 30, 2013 and 2012, respectively. Effective July 1, 2013, the Company does not lease any office facilities. Lease expense is recorded within other general and administrative expenses in the accompanying condensed statements of operations.

(4)	Stockholders’ Deficit

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, which are designated Series A Preferred Stock. As of September 30, 2013 and December 31, 2012, 24,921,950 and 24,421,950 shares of our common stock were issued and outstanding, respectively, and zero shares of our Series A Preferred Stock were outstanding. Each share of Series A Preferred Stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. The rights and privileges of shares of Series A Preferred Stock include dividend rights and there are no liquidation or call preferences. The Series A Preferred Stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any Series A Preferred Stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

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

The Company has adopted ASC 260, Earnings per Share. ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Net loss per share is computed as net loss divided by the weighted average of common shares outstanding for the period, as follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss available to common stockholders	$(8,226)	$(900)	$(28,759)	$(10,890)

Weighted average common shares outstanding, basic and diluted	24,921,950	3,432,810	24,855,774	3,432,810

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

At September 30, 2013, no common stock equivalents existed. At September 30, 2012, common stock equivalents of 738,200, comprised of stock options to purchase 50,000 shares of Company stock and a convertible promissory note convertible into 688,200 shares of Company stock were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.

(6)	Subsequent Events:

The Company has evaluated subsequent events from the balance sheet date through the date the condensed financial statements were issued and determined there are no items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains Forward-Looking Statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are Forward-Looking Statements for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as may, will, expects, plans, anticipates, intends, believes, estimates, potential, or continue, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption Risk Factors in our Registration Statement on Form 10/A filed on April 9, 2013 and elsewhere in this report.

Introductory Comment

This management’s discussion and analysis of financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Registration Statement on Form 10/A filed with the Securities and Exchange Commission (the SEC) on April 9, 2013.

Throughout this Form 10-Q, the terms we, us, our, our company, and the Company refer to Hedgebrook, a Nevada corporation.

Organizational History

Our company was originally incorporated as 360 Interchange, Inc. under the laws of the State of Oregon on July 24, 2004. On January 3, 2005, we reincorporated under the laws of the State of Nevada.

Until 2007, we were a trading company operating out of the State of Oregon, focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-PVC plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and green industry. We changed our name to ecoSolutions Intl in March 2008 to reflect our business focus at that time. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. On October 1, 2008, we filed an amended General Form for Registration of Securities on Form 10/A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act). On December 1, 2010, the Company filed a Form 15 to deregister our common stock from Section 12(g). Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. In August 2011, we changed the Company’s name to Golden Hills Resources Corporation in connection with the closing of a share exchange agreement entered into by the Company, pursuant to which the Company acquired 100% of the share capital of a private company with gold mining claims in Gayana. The transaction was subsequently rescinded by mutual agreement of the parties on October 31, 2011 and treated as null and void. The Company subsequently changed its name back to ecoSolutions Intl in December 2011.

We are currently a publicly-traded shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the Securities Act), and Rule 12b-2 under the Exchange Act, whose shares trade on the OTC Markets Group under the symbol HBRK. Our current plan of operations, as described below, is to merge with or acquire one or more existing companies or businesses. We changed our name to Hedgebrook on November 28, 2012 to reflect our new business focus. Our principal executive offices are located at 295 East Main Street, Suite 1, Ashland, OR 97520. Our telephone number is (424) 216-8222. We currently maintain our corporate website at www.hedgebrook.co. We do not incorporate the information on our website into this Form 10-Q, and you should not consider such information part of this Form 10-Q.

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

We are unable to predict when we will, if ever, identify and enter into any definitive agreement with potential merger or acquisition candidates. We anticipate that proposed business opportunities will be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finders fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

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

We may incur time and costs required to select and evaluate a target business opportunity and to structure and complete a business acquisition or merger which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business acquisition or merger that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the acquisitions or mergers. These fees may include legal costs, accounting costs, finders fees, consultants fees and other related expenses. We have no present arrangements for any of these types of fees.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying condensed financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, Financial Statements Note 1 Summary of Significant Business and Accounting Policies of this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Results of Operations

Revenues and Gross Profit. For the three and nine months ended September 30, 2013 and 2012, we had no revenues or gross profit as we did not engage in any business activities that generated revenue during that time.

Operating Expenses. Our general and administrative expenses for the three months ended September 30, 2013 were $8,226, representing an increase of $7,326 or 814.0%, compared to $900 for the three months ended September 30, 2012. This increase was due to additional legal, accounting, consulting and outside services fees in connection with the filing of our 2013 second quarter Form 10-Q. Our general and administrative expenses for the nine months ended September 30, 2013 were $103,459, representing an increase of $92,569 or 850.0%, compared to $10,890 for the nine months ended September 30, 2012. This increase was due to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation, the filing of our Form 10/A and the filing of our 2013 first and second quarters Form 10-Q.

Other Income and Net Income. Our other income for each of the three months ended September 30, 2013 and 2012 was $0. Our other income for the nine months ended September 30, 2013 was $74,700, representing an increase of $74,700 compared to other income of $0 for the nine months ended September 30, 2012. This increase was due to a gain on extinguishment of convertible note payable.

Net loss for the three months ended September 30, 2013 was $8,226, representing an increase of $7,326 or 814.0%, compared to a net loss of $900 for the three months ended September 30, 2012. This increase was attributable to additional legal, accounting, consulting and outside services fees in connection with the filing of our 2013 second quarter Form 10-Q. Net loss for the nine months ended September 30, 2013 was $28,759, representing an increase of $17,869 or 164.1%, compared to a net loss of $10,890 for the nine months ended September 30, 2012. This increase was attributable to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, tax returns preparation, the filing of our Form 10/A and the filing of our 2013 first and second quarters Form 10-Q, partially offset by the gain on extinguishment of convertible debt.

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

As of September 30, 2013 we had $46,960 in cash and a working capital deficit of $28,708, as compared with $163,576 in cash and a working capital deficit of $24,949 as of December 31, 2012. Cash used to fund operating activities for the nine months ended September 30, 2013 was $116,616 compared to cash provided by operating activities of $387 for the nine months ended September 30, 2012, representing a decrease of $117,003. This decrease was due to higher general and administrative expenses incurred during the nine months ended September 30, 2013.

Since our inception, we have financed our operations primarily through private sales of our common stock effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and the issuance of convertible promissory notes, outside loans and loans provided by management. We have no credit lines or facilities as of September 30, 2013, nor have we ever had a credit facility since our inception. We anticipate that we will require additional financing to fund our operations beyond the third quarter of 2013, which financing we expect to result from loans from our management and private sales of our common stock or securities convertible into shares of our common stock to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the fourth quarter of 2013.

We will also need to satisfy current liabilities of $75,668 and fund our other operating activities during 2013. Such current liabilities include vendor accounts payable and accrued expenses, and also relate to the cancellation of a convertible promissory note. Effective February 6, 2013, as discussed under the caption Recent Development included under Item 1 (Business) of our Form 10/A, and referred to under Results of Operations, above, and under Note 2 to the condensed financial statements included in this Form 10-Q, the Company entered into a settlement and release agreement with the holder of the note payable, whereby the convertible promissory note representing a current liability balance of $114,700 was cancelled in exchange for the payment by the Company to the note holder of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement.

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

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2012 and 2011 expressing substantial doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon the successful execution of our current business strategy and repositioning efforts. However, no assurance can be given that we will have sufficient capital available to operate beyond the fourth quarter of 2013 or that we will be able to effect our new plan of operations.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our chief executive officer and chief financial officer/treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

HEDGEBROOK
Dated: November 13, 2013	By:	/s/ William Patridge
William Patridge
President and Chief Executive Officer

Dated: November 13, 2013	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest
Chairman of the Board/Chief Financial Officer/Treasurer (Principal Financial Officer)

