Form 10-K
period 2013-12-31
Hedgebrook
filed 2014-03-31
CIK 1567852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COMMISSION FILE NUMBER: 000-54903

________________________________

HEDGEBROOK

(Exact name of registrant as specified in its charter)

________________________________

Nevada	04-3803966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

295 East Main Street, Suite 1,

Ashland, Oregon 97520

(Address of principal executive offices)

(424) 216-8222

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No  ☒

Indicate by check mark if not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $144,912.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2014, the registrant had 24,921,950 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

HEDGEBROOK

FORM 10-K

For the year ended December 31, 2013

i

FORWARD-LOOKING STATEMENTS NOTICE

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Report .

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” and “the Company” refer to Hedgebrook, a Nevada corporation.

ii

PART I

ITEM 1. BUSINESS

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

On June 23, 2011, the Company filed with the Nevada Secretary of State Amended and Restated Articles of Incorporation to effect a reverse stock split of our outstanding shares of common stock on a 1-for-10 basis. The reverse stock split went into effect on the opening of trading on August 4, 2011. All common stock and per share information (other than par value) contained in this Form 10-K has been adjusted to reflect the foregoing stock split.

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

We are unable to predict when we will, if ever, identify and enter into any definitive agreement with potential merger or acquisition candidates. We anticipate that proposed business opportunities will be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

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

We may incur time and costs required to select and evaluate a target business opportunity and to structure and complete a business acquisition or merger which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business acquisition or merger that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the acquisitions or mergers. These fees may include legal costs, accounting costs, finder's fees, consultants fees and other related expenses. We have no present arrangements for any of these types of fees.

Form of Acquisition or Merger

Our approach and manner in which we participate in a business opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the target company, and the relative negotiating strength of the parties.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities, which could result in substantial dilution of the equity ownership of existing holders of our common stock.

In the case of an acquisition or merger, the transaction may be accomplished upon the determination of our Board of Directors or the approval of a majority of the voting power of the Company, subject to applicable law, which is held by our management.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants and others.  Costs may be incurred in the investigation process, which may not be recoverable, if a decision is made not to participate in a specific business opportunity.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Competition

We operate in a highly competitive market for business opportunities which could reduce the likelihood of consummating a successful business acquisition or merger.  We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in acquisitions and mergers of companies that may be desirable target candidates for the Company.  These entities may have significantly greater financial resources, technical expertise and managerial capabilities than we do. Accordingly, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing an acquisition or merger.  Such competitive factors may reduce the likelihood of our identifying and consummating an acquisition or merger.

Recent Development

Effective as of February 6, 2013, we entered into a settlement and release agreement with T Squared Investments, LLC ("TSI"), pursuant to which we and TSI agreed to cancel a convertible promissory note issued by the Company to TSI on July 8, 2008, as amended on July 16, 2009 and November 3, 2010, in the principal amount of $114,700 in exchange for the payment by the Company to TSI of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement. As of March 31, 2014, the final payment of $15,000 was not made to TSI on the first anniversary date in February, 2014.

Employees

As of March 31, 2014, we had officers but, otherwise, no employees. Instead, we utilize independent consultants to assist with accounting and administrative matters. We have no employment agreements, and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis. After we complete a business acquisition or merger, we expect to enter into employment agreements in connection with such transaction, provided, however, that we do not expect to do so in the foreseeable future. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business acquisition or merger.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occurs, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Relating to Our Business

We have extremely limited assets, have incurred operating losses and have no current source of revenue.

We have minimal assets and have had limited revenues since our inception in 2004.  Since our inception, we have incurred annual operating losses.  As of December 31, 2013, our accumulated deficit was $8,026,757.  We do not expect to generate revenues until we select an industry or industries in which to commence business following an acquisition or merger.  However, we can provide no assurance that any acquired business will produce any material revenues for our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of an acquisition or merger with an operating business.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations.

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for 2013 and 2012 expressing doubt regarding our ability to continue as a going concern. We currently only have a limited amount of cash available, which we expect will not be sufficient to fund our anticipated future operating needs beyond the second quarter of 2014. Our capital commitments anticipated for 2014 include the potential acquisition or merger of a business or company, which, if consummated, may require a purchase in a combination of cash and Company stock. We currently anticipate that we will receive additional funding, as necessary, from loans made to us by management and through issuance of debt or equity securities to management or outsiders. However there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2014.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt or convertible debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete an acquisition or merger with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, insufficient revenues to offset increased expenses associated with the acquisition.  Failure to manage and successfully integrate the acquisition we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt or convertible debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

We do not have any existing bank credit facilities. Our ability to obtain such financing may be limited and if we are unable to secure such financing, our profitability may be adversely affected.

As noted above, we anticipate the need to secure financing to continue our operations beyond the second quarter of 2014. One common source of such financing is bank loans and credit facilities; however, we do not have any existing bank credit facilities. Our ability to obtain such financing may be limited as banks and other financial institutions may be reluctant to extend credit to businesses they perceive as lacking prolonged operating histories, and information relating to revenues and costs upon which they can evaluate the merits and risks of any such credit extension. Our inability to secure bank credit facilities (or some other form of cash/liquid injection) may have an adverse effect on our results of operations. Due to our limited operating history, and the lag often existing between commencing business operations and profitability, in the absence of such bank financing, we may be forced to rely solely on revenues generated from our new business operations in order to support our company, which revenues may not in the short term be sufficient to meet our operating and administrative expenses. If we do not have sufficient cash to meet our expenses, whether from revenues or bank credit, we may have to curtail or cease business operations.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

Our company’s management team is currently small and we currently have no additional employees. The loss of the services of any management member could have a material adverse effect on our business, prospects, financial condition and results of operations. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan. None of our officers or other personnel are presently subject to any employment agreements with us.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction because our existing directors and officers own a majority of our common stock.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operations will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity or opportunities.  While management intends to seek business combinations with entities having established operating histories, we cannot provide any assurance that we will be successful in locating opportunities meeting that criteria.  In the event we complete a business combination, the success of our operations may be dependent upon management of the acquired firm, its financial position and numerous other factors beyond our control.

As of December 31, 2013, our directors and officers beneficially owned over 90% of our outstanding common stock. These directors and officers, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as acquisitions of or merger with other companies, a sale of substantially all of our assets and amendments to our articles of incorporation. The decisions of such stockholders may conflict with our interests or those of our other stockholders.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms. At the date of this filing, we have no arrangement or agreement with respect to engaging in a acquisition of or merger with a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Our management and affiliates will play an integral role in establishing the terms for any future business combination.

A business combination may result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common stock which represents a majority of the voting power and equity of our common stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Related to Our Stockholders and Shares of Common Stock

There is only a limited public market for our securities.

Our common stock is traded on the OTC Markets Group under the symbol “HBRK." Our common stock is very thinly traded, and a robust and active trading market may never develop.  Shares of our common stock that are "restricted" within the meaning of Rule 144 of the Securities Act may not be freely resold to the pubic unless there is an effective registration statement covering the resale of such shares, or such shares are eligible to be sold under Rule 144. Because of our current status as a “shell company,” Rule 144 is not currently available. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A stockholder who decides to sell some or all of his shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

Our common stock has been thinly traded on the OTC Markets Group, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We expect to issue more shares in an acquisition or merger which will result in substantial dilution.

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 200,000,000 shares of common stock of which 24,921,950 shares are currently outstanding. Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests.

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any particular stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our directors have the authority to authorize the issuance of preferred stock.

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 20,000,000 shares of preferred stock, which are designated "Series A Preferred Stock," of which 0 shares are currently outstanding. Our directors, without further action by our stockholders, have the authority to issue shares of Series A Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights and qualifications provided in our Certificate of Designation of Series A Preferred Stock. Any issuance of Series A Preferred Stock could adversely affect the rights of holders of common stock in that each share of Series A Preferred Stock may be converted into ten shares of common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek stockholders approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore you may not derive any income solely from ownership of our stock.

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy.  This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Through June 30, 2013, the Company leased approximately 800 square feet of office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520, at a rate of $300 per month. The lease term expired on May 31, 2013 and the Company renewed on a month-to-month basis through June 30, 2013. As of July 1, 2013 the Company did not renew the lease, and the Company has no offices. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Markets Group under the symbol “ECOI” on April 18, 2008. In November 2012, we changed our name to “Hedgebrook" and on December 10, 2012 our trading symbol was changed to “HBRK.” During fiscal years 2013 and 2012, there has only been limited trading in our common stock, and there have been many periods during which there was no trading of our stock. As a result, because of the limited and sporadic trading, we do not believe that the high and low bid information for our common stock for each quarterly period within fiscal years 2013 and 2012 is meaningful.

Stockholders

As of March 31, 2014, there were approximately 121 stockholders of record.

Dividend Information

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain any future earnings for financing our growth and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders - 2013 Equity Incentive Plan(1)	–	$–	4,000,000

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	4,000,000

(1) On February 4, 2013, the Company's Board of Directors and holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the Company's 2013 Equity Incentive Plan (the “Equity Plan"). Pursuant to the Equity Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 4,000,000 shares of common stock to our employees, officers, directors, consultants and advisors. The Equity Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, and stock appreciation rights. Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code. As of the date of this Form 10-K, no awards have been granted under the Equity Plan. The Company adopted the Equity Plan to replace the Company's 2007 Equity Incentive Plan, which the Company terminated as of February 4, 2013.  No shares of common stock were subject to any outstanding awards granted under the 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Not applicable.

Repurchase of Shares

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Significant Business and Accounting Policies” of this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

There were various accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Revenues and Gross Profit. For the years ended December 31, 2013 (“2013”) and 2012 (“2012”), we had no revenues or gross profit as we did not engage in any business activities that generated revenue during that time.

Operating Expenses. Our general and administrative expenses for 2013 were $113,939, representing an increase of $46,779 or 69.7%, compared to $67,160 for 2012. This increase was due to additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, filing of our Form 10, Form 10/A and Form 10-Q’s and tax returns preparation.

Other Income and Net Income. Our other income was $74,700 for 2013, representing an increase of $74,700 compared to other income of $0 for 2012. This increase was due to a gain on extinguishment of convertible note payable.

Net loss for 2013 was $39,239, representing a decrease of $27,921 or 41.6%, compared to a net loss of $67,160 for 2012. This decrease was attributable to the gain on extinguishment of convertible debt in other income, partially offset by additional legal, accounting, tax, consulting and outside services fees in connection with the completion of an outside audit, filing of our Form 10, Form 10/A and Form 10-Q’s and tax returns preparation.

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

As of December 31, 2013 we had $37,397 in cash and a working capital deficit of $64,188, as compared with $163,576 in cash and a working capital deficit of $24,949 as of December 31, 2012. Cash used to fund operating activities for 2013 was $126,179 compared to $37,200 for 2012, representing an increase of $88,979. This increase was due to higher general and administrative expenses incurred during 2013. Cash provided by financing activities for 2013 was $0 compared to $200,776 for 2012, representing a decrease of $200,776. This decrease was primarily due to sales of common stock in 2012 which provided cash funding to the company. During 2013, $25,000 of sales of common stock occurred in addition to a $25,000 payment made on convertible note payable, netting cash provided by financing activities to $0 in 2013.

Since our inception, we have financed our operations primarily through private sales of our common stock effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and the issuance of convertible promissory notes, outside loans and loans provided by management. We have no credit lines or facilities as of December 31, 2013, nor have we ever had a credit facility since our inception. We anticipate that we will require additional financing to fund our operations beyond the second quarter of 2014, which financing we expect to result from loans from our management and private sales of our common stock or securities convertible into shares of our common stock to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2014.

We will also need to satisfy current liabilities of $101,585 and fund our other operating activities during 2014. Such current liabilities include vendor accounts payable and accrued expenses, advances for common shares that were issued to a related party in first quarter 2014 and also relate to the cancellation of a convertible promissory note. Effective February 6, 2013, as discussed under Results of Operations, above, and under Note 3 to the financial statements included in this Form 10-K, the Company entered into a settlement and release agreement with the holder of the note payable, whereby the convertible promissory note representing a current liability balance of $114,700 was cancelled in exchange for the payment by the Company to the note holder of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement. As of March 31, 2014, the final payment of $15,000 was not made on the first anniversary date in February, 2014.

We currently have no material commitments for capital expenditures.

Our capital commitments anticipated for 2014 include the potential acquisition of a business or businesses, which, if consummated, we expect would be financed through a combination of cash and securities of the Company. However, no assurance can be given that we would have sufficient capital available to consummate such an acquisition.

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2013 and 2012 expressing substantial doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon the successful execution of our current business strategy and repositioning efforts. However, no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2014 or that we will be able to effect our new plan of operations.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included at the end of this Form 10-K beginning on page F-1. See the index in Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the Securities and Exchange Commission’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current executive officers and directors.

Name	Age	Title
William Patridge	76	President, Chief Executive Officer and Director
Brady Brim-DeForest	29	Chief Financial Officer/Treasurer, Secretary and Chairman of the Board of Directors
Charles Lanusse III	44	Director

The following is a brief description of the business experience and background of our directors and executive officers.

William Patridge

Mr. Patridge has served as the Company's President, Chief Executive Officer and director since the Company’s inception in 2004.  Mr. Patridge has been involved in the formation of public companies since 1970 and has over 50 years of diverse business experience, including serving as an officer or director of five public companies. Prior to holding his current positions with the Company, he served as the President of Patridge & Company of Nevada, LLC a privately held corporate finance and consulting business, since 2003.

Mr. Patridge's significant experience in public company management and finance, as well as expertise in mergers and acquisitions has led to the conclusion that he should serve as a director of the Company.

Brady Brim-DeForest

Mr. Brim-DeForest was appointed as Chief Financial Officer/Treasurer and Chairman of the Board of Directors of the Company on October 15, 2012, following the acquisition by Mr. Brim-DeForest of 49% of the voting power of the Company on that date. Mr. Brim-DeForest has founded and helmed a variety of start-up companies in sectors ranging from entertainment to enterprise software, including an industry leading brand repositioning agency, Kiwi, for whom Mr. Brim-DeForest served as CEO from 2002 to 2005, a media and market intelligence firm for the burgeoning online video space, Tubefilter, Inc., for whom Mr. Brim-DeForest served as President and CEO from 2008-2010, the world's first live online video awards platform, Streamy Awards (Streamys, LLC), which Mr. Brim-DeForest founded and ran from 2008-2010, and Citrusbyte, LLC, a software solutions engineering and design firm, for which Mr. Brim-DeForest served as Partner and Head of Product since 2010.  He has served on the board of directors of a variety of non-profit organizations including the Open Web Foundation, Inc., DataPortability Project, Inc., the International Academy of Web Television, Inc., and GoSustainable, Inc.

Mr. Brim-DeForest's knowledge and experience with start-up companies, branding and the technology industry, as well as his investment experience and experience working with and advising companies within a broad range of industries, has led to the conclusion that he should serve as a director of the Company.

Charles Lanusse III

Mr. Lanusse was appointed as a director of the Company in August 2008.  Mr. Lanusse has served since 2011 as the Audio Director for Carbine Studios, a developer and publisher of online computer games and a subsidiary of South Korean public company, NCSoft Corporation.  He also has served since 2011 as the President of Tactevo Software, a software company developing advanced financial analytics and mobile technology.  Mr. Lanusse had successful start-up company experience in which he was the founder, Chairman and Chief Executive Officer of Starseed Inc., a web technology business that was sold to GeoCities in 1998.  Mr. Lanusse served as Chief Operating Officer of GeoCities’ WebRing division until Geocities was sold to Yahoo in 1999. Previously, he founded a number of technology startups developing products for the entertainment, communications and industrial control industries.

Mr. Lanusse's extensive experience with start-up companies, the technology industry and management has led to the conclusion that he should serve as a director of the Company.

Family Relationships.

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings.

Our management has not been involved in any legal proceedings as described in Item 401 of Regulation S-K.

CORPORATE GOVERNANCE

As of December 31, 2013, we had 3 persons serving as directors on our Board of Directors, namely, William Patridge, Brady Brim-DeForest and Charles Lanusse III. Pursuant to our Bylaws, our directors are elected at the annual meeting of our stockholders, and once appointed shall serve until their successors are elected and qualified, or until removed from office in accordance with our Bylaws. Our Bylaws provide that the number of directors on our Board of Directors may be changed from time to time by resolution of the Board of Directors or our shareholders, subject to any limitations imposed by the Nevada Revised Statutes or other Nevada State law.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTC Markets Group under the symbol “HBRK”. The OTC Markets Group does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of December 31, 2013, our Board of Directors does not maintain any audit, nominating or compensation committees, or any other committees.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Adoption of Code of Ethics

We have adopted a Code of Ethics that applies to all employees, including our principal executive officer and principal financial officer (who also serves as our principal accounting officer). A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Hedgebrook, 295 East Main Street, Suite 1, Ashland, Oregon 97520.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such forms we have received from the Reporting Persons, we believe that during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to these reporting persons were met in a timely manner, except that the report on Form 3 by each of Messrs. Brim-DeForest and Lanusse III was filed late due to administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2013 and 2012, no executive officer of the Company was paid or earned any compensation.  Therefore, a summary compensation table has been omitted because there has been no compensation awarded to, earned by, or paid to any "named executive officer" within the meaning of Item 402 of Regulation S-K.

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control. The Company has not entered into any employment agreements, change-of-control, severance or similar agreements with any of our directors or executive officers.

Equity Awards

There were no options, warrants or other security awards outstanding as of December 31, 2013 or 2012.

Director Compensation

No member of our Board of Directors receives compensation solely for his services as a director. Directors, however, are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company.

Employment Agreements

We do not have any employment agreements with our Chief Executive Officer or any other employee of the company. There are no arrangements between us and our Chief Executive Officer or any other employee with respect to severance payments or other benefits following termination of the employee’s employment with our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2014 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group.  As of March 31, 2014, there were 24,921,950 shares of our common stock issued and outstanding.  We believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Class
Directors/Named Executive Officer:
William Patridge	10,513,000	42.18%
Brady Brim-DeForest	11,968,755	48.02%
Charles Lanusse III	25,000	*
Executive Officers and Directors as a group (3 persons)	22,506,755	90.31%

* Less than 1%

(1) Unless otherwise indicated, the business address of each person listed is c/o Hedgebrook, 295 E Main Street, Suite 1, Ashland, Oregon 97520.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 31, 2014.

Equity Compensation Plans

On February 4, 2013, the Company's Board of Directors and holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the Company's 2013 Equity Incentive Plan (the “Equity Plan"). See the discussion of the Equity Plan under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" included under Item 5, Part II of this Annual Report on Form 10-K.

Changes in Control

There are no arrangements of which we are aware that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to the appointment of Mr. Brim-DeForest as an executive officer and director of the Company, the Company sold to Mr. Brim-DeForest 11,966,755 shares of common stock of the Company for an aggregate purchase price of $200,000. On February 6, 2013, Mr. Patridge paid $25,000 to the Company for 500,000 shares of common stock of the Company. As of December 31, 2013, the 500,000 common shares had not yet been issued, therefore the $25,000 is shown as a liability – “common shares to be issued to related party” in the accompanying financial statements as of December 31, 2013. The 500,000 common shares were issued on March 12, 2014.

Director Independence

Our common stock is quoted on the OTC Markets Group under the symbol “HBRK.” The OTC Markets Group electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of the company or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

All of our Board members, except Mr. Lanusse, are executive officers of the Company and therefore not deemed “independent” under the NASDAQ Stock Market’s listing standards.  Although a majority of our Board of Directors is not “independent” under NASDAQ’s listing standards, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our executive officer-directors can competently perform the functions required of them as directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Marcum LLP for us for 2013 and 2012 are shown in the table below:

	2013	2012
Audit fees	$20,250	$12,500
Audit-related fees	2,888	–
Tax fees	5,800	–
All other fees	–	–
Total	$28,938	$12,500

Audit Fees consist of fees for professional services for the annual audit of our financial statements and review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for professional services related to our 2013 filings of Form 10 and Form 10/A, and responding to comments we received from the SEC related to the Form 10 filings.

Tax Fees consist primarily of fees associated with preparing our corporate tax returns.

All Other Fees are fees for any products or services not included above. There were no other aggregate fees billed in either of the last two years for products and services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

See pages F-1 through F-12 in this report for the following information:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

(b)	Exhibits Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as amended, of the Company(1)

3.2	Certificate of Designation of Preferences, Limitations and Rights of Series A Preferred Stock of the Company(1)

3.3	Amended and Restated Bylaws of the Company(1)

4.1	Specimen Common Stock Certificate(1)

10.1	Memorialization of Cancellation of Debt and Exchange Agreement, dated as of October 15, 2012, between the Company and William C. Patridge, Patridge & Company of Nevada, LLC and Main & Second Street, LLC(1)

10.2	2013 Equity Incentive Plan of the Company*(1)

10.3	Settlement and Release Agreement, dated as of February 6, 2013, between T Squared Investments, LLC and the Company(1)

14.1	Hedgebrook Code of Ethics and Business Conduct(1)

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

101.LAB(2)	XBRL Labels Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Company’s Form 10 filed on February 19, 2013 (File No. 000-54903) and incorporated herein by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEBROOK

Date: March 31, 2014	By:	/s/ William Patridge
William Patridge Chief Executive Officer/Director (Principal Executive Officer)

HEDGEBROOK

Date: March 31, 2014	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest Chief Financial Officer/Chairman of the Board (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2014	By:	/s/ William Patridge
William Patridge Chief Executive Officer/Director (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest Chief Financial Officer/Chairman of the Board (Principal Financial and Accounting Officer)

HEDGEBROOK

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of Hedgebrook

Ashland, Oregon

We have audited the accompanying balance sheets of Hedgebrook as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hedgebrook as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 1 to the financial statements, for the year ended December 31, 2013, the Company has incurred a net loss of $39,239, and at December 31, 2013 had a working capital deficiency of $64,188 and an accumulated deficit of $8,026,757, respectively. In addition, the Company expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, California

March 31, 2014

Hedgebrook

Balance Sheets

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$37,397	$163,576
Prepaid expenses	–	1,926

Total assets	$37,397	$165,502

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $8,610 and $7,558, respectively)	$60,635	$66,051
Common shares to be issued to related party	25,000	–
Amount due under note settlement agreement	15,000	–
Accrued liabilities	950	9,700
Convertible note payable	–	114,700

Total liabilities	101,585	190,451

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001; 200,000,000 shares authorized; 24,421,950 shares issued and outstanding	24,422	24,422
Additional paid-in capital	7,938,147	7,938,147
Accumulated deficit	(8,026,757)	(7,987,518)

Total stockholders’ deficit	(64,188)	(24,949)

Total liabilities and stockholders' deficit	$37,397	$165,502

The accompanying notes are an integral part of these financial statements.

Hedgebrook

Statements of Operations

	Years Ended
	December 31, 2013	December 31, 2012

General and administrative expenses:
Other general and administrative expenses	$113,939	$67,160

Total general and administrative expenses	113,939	67,160

Operating loss	(113,939)	(67,160)

Gain from extinguishment of convertible note payable	74,700	–

Net loss	$(39,239)	$(67,160)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares used in per share calculations:
Basic and diluted	24,421,950	7,860,656

The accompanying notes are an integral part of these financial statements.

Hedgebrook

Statements of Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	3,432,810	$3,433	$7,611,497	$(7,920,358)	$(305,428)

Issuance of common stock for cash	12,171,755	12,172	188,504	–	200,676

Issuance of common stock for exchange of related party indebtedness	8,787,385	8,787	138,076	–	146,863

Exercise of stock options	30,000	30	70	–	100

Net loss	–	–	–	(67,160)	(67,160)

Balance at December 31, 2012	24,421,950	24,422	7,938,147	(7,987,518)	(24,949)

Net loss	–	–	–	(39,239)	(39,239)

Balance at December 31, 2013	24,421,950	$24,422	$7,938,147	$(8,026,757)	$(64,188)

The accompanying notes are an integral part of these financial statements.

Hedgebrook

Statements of Cash Flows

Increase (Decrease) in Cash

	Years Ended
	December 31, 2013	December 31, 2012
Cash flows provided by (used for) operating activities:
Net loss	$(39,239)	$(67,160)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain from extinguishment of convertible note payable	(74,700)	–

Changes in assets and liabilities:
Prepaid expenses	1,926	(1,926)
Accounts payable and accrued liabilities	(14,166)	31,886

Net cash used for operating activities	(126,179)	(37,200)

Cash flows provided by (used for) financing activities:
Payment on convertible note payable	(25,000)	–
Common shares to be issued to related party	25,000	–
Proceeds from issuance of common stock and exercise of stock options	–	200,776

Net cash provided by financing activities	–	200,776

Net increase (decrease) in cash	(126,179)	163,576
Cash, beginning of year	163,576	–

Cash, end of year	$37,397	$163,576

Supplemental disclosures of non-cash financing activities:
Exchange of related party indebtedness for common stock of the Company	$–	$146,863
Reclassification from convertible note payable to amount due under note settlement agreement	$15,000	$–

The accompanying notes are an integral part of these financial statements.

Hedgebrook

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE  1 - Summary of Significant Business and Accounting Policies:

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

Business Activity

Until 2007, we were a trading company focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-polyvinyl chloride (PVC) plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and green industry. The Company developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to PVC. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. Our current plan of operations is to merge with or acquire one or more existing companies or businesses. Our search for a business opportunity will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. As of December 31, 2013, the Company has not consummated any mergers or acquisitions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $126,179 of cash from operating activities for the year ended December 31, 2013. In addition, the Company had an accumulated deficit of $8,026,757 as of December 31, 2013 and no operating revenues generated from operations during the year ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. We intend to merge with or acquire one or more existing companies or businesses that generate revenues. We anticipate that we will rely upon funds provided by advances and/or loans from management to conduct investigation and analysis of any potential target companies or businesses, as well as private sales of our securities to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, which raises substantial doubt as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of our proposed business plan, which includes achieving profitable operations in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the years ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for any subsequent periods.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As required by ASC 740-10, “Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Management does not believe that there are any uncertain tax positions which would have a material impact on the financial statements. The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, the Company has not recorded any interest or penalties related to uncertain tax positions.

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718, “Compensation – Stock Compensation”, which requires all share-based payments, including grants of stock options, to be recognized in the statements of operations as an operating expense, based on fair values.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders deficit that, under accounting principles generally accepted in the United States of America, are excluded from net loss in accordance with ASC 220, "Reporting Comprehensive Income”. The Company, however, does not have any components of other comprehensive loss as defined by ASC 220. For the years ended December 31, 2013 and 2012, comprehensive loss consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these financial statements.

NOTE 2 - Income Taxes:

The Company has no provision for income taxes for the years ended December 31, 2013 and 2012 due to net operating losses incurred.  The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended December 31, 2013 and 2012 as follows:

	2013		2012
Federal statutory rate	34.0%		34.0%
State tax, net of federal tax effect	4.0%		4.0%
Permanent differences	0.2%		0.3%
Valuation allowance	(38.2%	)	(38.3%	)

Effective tax rate	0.0%		0.0%

As of December 31, 2013 and 2012, respectively, the Company had deferred tax assets of approximately $35,000 and $20,000 related to net operating loss carryforwards, which were totally offset by valuation allowances.

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company. The Company performed an evaluation as to whether a change in control had taken place and concluded that a change did occur in October 2012. As a result of the change in control, the Company’s net operating loss carryforwards are subject to limitation, which had the effect of eliminating substantially all of the future tax benefits of these net operating loss carryforwards. As a result, the Company reduced its deferred tax asset and valuation allowance by approximately $2 million as of December 31, 2012. As of December 31, 2013, the value of the Company’s federal and state net operating loss carryforwards were approximately $35,000.  The ability for the Company to utilize the available federal and state net operating losses is scheduled to expire over time starting in 2032.

NOTE  3 - Convertible Note Payable:

Convertible note payable as of December 31, 2013 and 2012 is summarized as follows:

	December 31,	December 31,
	2013	2012

Convertible promissory note, bearing no interest, maturity of January 2010	–	114,700

	$–	$114,700

As of December 31, 2012, the Company had a past due note to T Squared Investments, LLC (T Squared), non-interest bearing and convertible at 50% of the note balance at $0.10 per share of common stock and 50% of the note balance at $0.50 per share of common stock. As of February 6, 2013, the note was cancelled pursuant to a settlement and release agreement with T Squared (T Squared Agreement). Under the T Squared Agreement, in exchange for the cancellation of the note, the Company paid T Squared $25,000 in cash and agreed to pay T Squared an additional $15,000 on the first anniversary of the date of the T Squared Agreement. The $15,000 due on the first anniversary of the date of the T Squared Agreement is shown within current liabilities as amount due under note settlement agreement as of December 31, 2013 in the accompanying balance sheets. Gain on extinguishment of convertible note payable of $74,700 for the year ended December 31, 2013 is included in the accompanying statement of operations. The final payment of $15,000 was not made to T Squared on the first anniversary date in February, 2014. As of the date of this filing, no action has been taken by T Squared.

NOTE 4 - Related Party Transactions:

Ashland Lease

Through November 2012, the business facility located in Ashland, Oregon that the Company leased office space from was owned by Main and Second Street LLC, a company of which Patridge is the managing member. In December 2012, the business facility was sold to an outside party. Pursuant to an agreement between the Company, Main & Second Street LLC and Patridge, accrued but unpaid rent expense of $98,855 was exchanged as of October 15, 2012 for the issuance to Patridge of 5,914,883 shares of common stock of the Company. See discussion below under “Memorialization of Cancellation of Debt and Exchange Agreement.” The rental agreement was not collateralized.

Memorialization of Cancellation of Debt and Exchange Agreement

The Company entered into an agreement as of October 15, 2012 with Patridge, Patridge & Company of Nevada, LLC, of which Patridge is the managing member, and Main & Second Street, LLC (the “Patridge Parties”) to cancel certain indebtedness to the Patridge Parties in exchange for shares of common stock of the Company. Under the agreement, the parties agreed to cancel a promissory note payable to Patridge in the amount of $48,008 in exchange for the issuance to Patridge of 2,872,502 shares of common stock of the Company. The parties also agreed to cancel accrued rent owing to Main & Second Street LLC in the amount of $98,855 in exchange for the issuance to Mr. Patridge of 5,914,883 shares of common stock of the Company.

Funding of Company Operations

Prior to and in connection with the appointment on October 15, 2012 of Brady Brim-DeForest as the Company's Chief Financial Officer/Treasurer and Chairman of the Board, the Company sold to Mr. Brim-DeForest 11,966,755 shares of common stock of the Company for an aggregate purchase price of $200,000. On February 6, 2013, Mr. Patridge paid $25,000 to the Company for 500,000 shares of common stock of the Company. As of December 31, 2013, the 500,000 common shares had not yet been issued, therefore the $25,000 is shown as a liability – “common shares to be issued to related party” in the accompanying financial statements as of December 31, 2013. The 500,000 common shares were issued on March 12, 2014.

NOTE 5 - Leases:

Through June 30, 2013, the Company leased office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520. The Company leased the space from Main & Second Street LLC through November 2012, and, starting in December 2012, the Company leased such space from an outside party. The lease term expired on May 31, 2013, and the Company paid on a month-to-month basis through June 30, 2013. Total minimum rental lease expense was $1,800 and $3,600 for the years ended December 31, 2013 and 2012, respectively. Effective July 1, 2013, the Company does not lease any office facilities. Lease expense is recorded within other general and administrative expenses in the accompanying statements of operations.

NOTE 6 - Stockholders’ Deficit:

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, which are designated Series A Preferred Stock. As of December 31, 2013 and 2012, 24,421,950 shares of our common stock were issued and outstanding, respectively, and zero shares of our Series A Preferred Stock were outstanding. Each share of Series A Preferred Stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. The rights and privileges of shares of Series A Preferred Stock include dividend rights and there are no liquidation or call preferences. The Series A Preferred Stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any Series A Preferred Stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

The Company’s holders of common stock are not entitled to preemptive rights. Each outstanding share of common stock is fully paid and nonassessable. The Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by the Company’s stockholders.

In February 2013, we sold a total of 500,000 shares of common stock to an existing related party stockholder for $25,000. As of December 31, 2013, these shares had not yet been issued. These shares were issued on March 12, 2014.

NOTE 7 - Stock Options:

The Company has granted non-qualified and incentive stock option agreements (the “Agreements”) to certain employees, advisors, consultants and board members. The Agreements provide for the grant of stock options, exercisable for shares of the Company’s common stock. In May 2007, the Board of Directors, by unanimous written consent, adopted the 2007 Equity Incentive Plan and Incentive Stock Option agreement. For the years ended December 31, 2013 and 2012, the Company did not grant any options to purchase shares of the Company’s common stock. For the years ended December 31, 2013 and 2012, options of 0 and 30,000 shares, respectively, were exercised with an intrinsic value of $0 and cash proceeds to the Company of $100. This exercise in 2012 was based on a board approved exercise price modification of $0.0033. For the years ended December 31, 2013 and 2012, options on 0 and 20,000 shares, respectively, were forfeited with no options outstanding at December 31, 2013 and 2012.

A summary is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life
Balance at December 31, 2011	50,000	$0.150	1.12

Granted	0	0.000
Exercised	(30,000)	0.003
Forfeited	(20,000)	0.150

Balance at December 31, 2012	0	$0.000	0

Granted	0	$0.000
Exercised	0	0.000
Forfeited	0	0.000

Balance at December 31, 2013	0	$0.000	0

Exercisable at December 31, 2013	0	$0.000	0

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 and the conclusions reached by ASC 505, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 10% forfeiture rate. The Company recognized no stock option expense for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE  8 - Net Loss per Share:

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

At December 31, 2013, no common stock equivalents existed. At December 31, 2012, common stock equivalents of 688,200, comprised of a convertible promissory note convertible into shares of Company stock were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.

NOTE  9 - Subsequent Events:

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

