Form 10-Q
period 2014-03-31
Hedgebrook
filed 2014-05-14
CIK 1567852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2014, the registrant had 24,921,950 shares of its common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

HEDGEBROOK

FORM 10-Q

For the quarterly period ended March 31, 2014

PART I

FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

Hedgebrook

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$31,599	$37,397

Total assets	$31,599	$37,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $8,610)	$93,764	$60,635
Common shares to be issued to related party	–	25,000
Amount due under note settlement agreement - in default at March 31, 2014	15,000	15,000
Accrued liabilities	–	950

Total liabilities	108,764	101,585

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001; 200,000,000 shares authorized; 24,921,950 and 24,421,950 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24,922	24,422
Additional paid-in capital	7,962,647	7,938,147
Accumulated deficit	(8,064,734)	(8,026,757)

Total stockholders’ deficit	(77,165)	(64,188)

Total liabilities and stockholders' deficit	$31,599	$37,397

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

General and administrative expenses:
Other general and administrative expenses	$37,977	$71,743

Total general and administrative expenses	37,977	71,743

Operating loss	(37,977)	(71,743)

Gain from extinguishment of convertible note payable	–	74,700

Net income (loss)	$(37,977)	$2,957

Net income (loss) per share, basic and diluted	$(0.00)	$0.00

Weighted average shares used in per share calculations:
Basic and diluted	24,527,506	24,421,950

The accompanying notes are an integral part of these condensed financial statements.

Hedgebrook

Condensed Statements of Cash Flows (Unaudited)

Increase (Decrease) in Cash

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows provided by (used for) operating activities:
Net income (loss)	$(37,977)	$2,957

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain from extinguishment of convertible note payable	–	(74,700)

Changes in assets and liabilities:
Prepaid expenses	–	1,626
Accounts payable and accrued liabilities	32,179	11,810

Net cash used for operating activities	(5,798)	(58,307)

Cash flows provided by (used for) financing activities:
Payment on convertible note payable	–	(25,000)
Common shares to be issued to related party	–	25,000

Net cash provided by financing activities	–	–

Net decrease in cash	(5,798)	(58,307)
Cash, beginning of period	37,397	163,576

Cash, end of period	$31,599	$105,269

Supplemental disclosure of non-cash financing activities:
Issuance of common shares to related party	$25,000	$–
Reclassification from convertible note payable to amount due under note settlement agreement	$–	$15,000

The accompanying notes are an integral part of these condensed financial statements.

(1)	Summary of Significant Business and Accounting Policies:

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2014 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP. In the opinion of the management of the Company, the accompanying unaudited interim condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013. Unaudited interim results are not necessarily indicative of the results for the full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent periods. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information in our Form 10-K filed on March 31, 2014.

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

Business Activity

Until 2007, we were a trading company focusing on the sale of wood flooring and yoga mat products in North America. Our operations in this industry were affected by financial troubles in the real estate market. In early 2007, our Board of Directors decided to develop a business in the alternative plastics market as a distributor of non-polyvinyl chloride (PVC) plastics and bioplastics, having concluded that there was an opportunity to participate in the rapidly growing eco-consciousness and “green” industry. The Company developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to PVC. In late 2009, we ceased all operations in the alternative plastics market because we did not have sufficient capital to execute our business plan. Our Board has since evaluated other business opportunities for the Company, including the possibility of acquiring operating companies. Our current plan of operations is to merge with or acquire one or more existing companies or businesses. Our search for a business opportunity will focus on an extensive international range of asset classes, including real estate, private equity, and public securities, across market segments including aerospace, consumer and retail, healthcare and technology. As of March 31, 2014, the Company has not consummated any mergers or acquisitions.

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

Going Concern

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $5,798 of cash from operating activities for the three months ended March 31, 2014. In addition, the Company had an accumulated deficit of $8,064,734 as of March 31, 2014 and no operating revenues generated from operations during the current quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. We intend to merge with or acquire one or more existing companies or businesses that generate revenues. We anticipate that we will rely upon funds provided by advances and/or loans from management to conduct investigation and analysis of any potential target companies or businesses, as well as private sales of our securities to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, which raises substantial doubt as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of our proposed business plan, which includes achieving profitable operations in the future. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for any subsequent periods.

(2)	Leases:

Through June 30, 2013, the Company leased office space at 295 East Main Street, Suite 1, Ashland, Oregon 97520. The Company leased the space from Main & Second Street LLC through November 2012, and, starting in December 2012, the Company leased such space from an outside party. The lease term expired on May 31, 2013, and the Company paid on a month-to-month basis through June 30, 2013. Effective July 1, 2013, the Company does not lease any office facilities. Lease expense is recorded within other general and administrative expenses in the accompanying condensed statements of operations and was $0 and $900 for the three months ended March 31, 2014 and 2013, respectively.

(3)	Stockholders’ Deficit

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, which are designated “Series A Preferred Stock.” As of March 31, 2014 and December 31, 2013, 24,921,950 and 24,421,950 shares of our common stock were issued and outstanding, respectively, and zero shares of our Series A Preferred Stock were outstanding. Each share of Series A Preferred Stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and has voting rights equal to ten votes for each share of Series A Preferred Stock. The rights and privileges of shares of Series A Preferred Stock include dividend rights and there are no liquidation or call preferences. The Series A Preferred Stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any Series A Preferred Stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

The Company’s holders of common stock are not entitled to preemptive rights. Each outstanding share of common stock is fully paid and nonassessable. The Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by the Company’s stockholders.

In February 2013, we sold a total of 500,000 shares of common stock to an existing stockholder in exchange for a capital contribution of $25,000. As of December 31, 2013, these common shares had not yet been issued, therefore the contribution of $25,000 is shown as a liability – “common shares to be issued to related party” in the accompanying condensed financial statements as of December 31, 2013. The 500,000 common shares were issued on March 12, 2014.

(4)	Net Loss per Share:

The Company has adopted ASC 260, “Earnings per Share”. ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Income (loss) per share is computed as net income (loss) divided by the weighted average of common shares outstanding for the period.

At March 31, 2014 and 2013, no common stock equivalents existed.

(5)	Subsequent Events:

The Company has evaluated subsequent events from the balance sheet date through the date the condensed financial statements were issued and determined there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Form 10-K filed on March 31, 2014 and elsewhere in this report.

Introductory Comment

This management’s discussion and analysis of financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013, respectively, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

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

We are currently a publicly-traded shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 under the Exchange Act, whose shares trade on the OTC Markets Group under the symbol “HBRK.” Our current plan of operations, as described below, is to merge with or acquire one or more existing companies or businesses. We changed our name to “Hedgebrook” on November 28, 2013 to reflect our new business focus. Our principal executive offices are located at 295 East Main Street, Suite 1, Ashland, OR 97520. Our telephone number is (424) 216-8222. We currently maintain our corporate website at www.hedgebrook.co. We do not incorporate the information on our website into this Form 10-Q, and you should not consider such information part of this Form 10-Q.

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

Results of Operations

Revenues and Gross Profit. For the three months ended March 31, 2014 and 2013, we had no revenues or gross profit as we did not engage in any business activities that generated revenue during that time.

Operating Expenses. Our general and administrative expenses for the three months ended March 31, 2014 were $37,977, representing a decrease of $33,766 or 47.1%, compared to $71,743 for the three months ended March 31, 2013. This decrease was due to lower legal, accounting, tax and consulting fees for the filing of our Form 10-K during the first quarter of 2014 compared to the completion of an outside audit, tax returns preparation and the filing of our Form 10/A during the first quarter of 2013.

Other Income and Net Income. Our other income for the three months ended March 31, 2014 was $0, representing a decrease of $74,700 compared to other income of $74,700 for the three months ended March 31, 2013. This decrease was due to a gain on extinguishment of convertible note payable during the first quarter of 2013.

Net loss for the three months ended March 31, 2014 was $37,977, representing a decrease of $40,934 or 1384.3%, compared to net income of $2,957 for the three months ended March 31, 2013. This higher loss was attributable to not incurring the gain on extinguishment of convertible debt which occurred during first quarter of 2013, partially offset by lower legal, accounting, tax and consulting fees for the filing of our Form 10-K during the first quarter of 2014 compared to the completion of an outside audit, tax returns preparation and the filing of our Form 10/A during first quarter 2013.

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

As of March 31, 2014 we had $31,599 in cash and a working capital deficit of $77,165, as compared with $37,397 in cash and a working capital deficit of $64,188 as of December 31, 2013. Cash used to fund operating activities for the three months ended March 31, 2014 was $5,798 compared to $58,307 for the three months ended March 31, 2013, representing a decrease of $52,509. This decrease was due to lower general and administrative expenses incurred during the three months ended March 31, 2014 and higher accounts payable as of March 31, 2014.

Since our inception, we have financed our operations primarily through private sales of our common stock effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and the issuance of convertible promissory notes, outside loans and loans provided by management. We have no credit lines or facilities as of March 31, 2014, nor have we ever had a credit facility since our inception. We anticipate that we will require additional financing to fund our operations beyond the second quarter of 2014, which financing we expect to result from loans from our management and private sales of our common stock or securities convertible into shares of our common stock to outside investors. However, there is no assurance that we will obtain such financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2014.

We will also need to satisfy current liabilities of $108,764 and fund our other operating activities during 2014. Such current liabilities include vendor accounts payable and accrued expenses, and also relate to the cancellation of a convertible promissory note. Effective February 6, 2013, as referred to under “Results of Operations,” above, and under Note 3 to the financial statements included in our Form 10-K filed on March 31, 2014, the Company entered into a settlement and release agreement with the holder of the note payable, whereby the convertible promissory note representing a current liability balance of $114,700 was cancelled in exchange for the payment by the Company to the note holder of $25,000 and an additional payment of $15,000 on the first anniversary date of the settlement and release agreement. As of May 14, 2014, the final payment of $15,000 has not been made on the first anniversary date of February, 2014 and is past due.

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

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2013 and 2012 expressing doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon the successful execution of our current business strategy and repositioning efforts. However, no assurance can be given that we will have sufficient capital available to operate beyond the second quarter of 2014 or that we will be able to effect our new plan of operations.

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

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of February 6, 2013, the Company issued a total of 500,000 shares of common stock to one investor in exchange for a capital contribution of $25,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. As of December 31, 2013, these common shares had not yet been issued, therefore the contribution of $25,000 is shown as a liability – “common shares to be issued to related party” in the accompanying condensed financial statements as of December 31, 2013. The 500,000 common shares were issued on March 12, 2014.

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

* Filed herewith.

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

HEDGEBROOK

Dated: May 14, 2014	By:	/s/ William Patridge
William Patridge
President and Chief Executive Officer

Dated: May 14, 2014	By:	/s/ Brady Brim-DeForest
Brady Brim-DeForest
Chairman of the Board/Chief Financial Officer/Treasurer
(Principal Financial Officer)

